Form 10-K
period 2007-12-31
DB Commodity Index Tracking Master Fund; PowerShares DB Commodity Index Tracking Fund
filed 2008-02-29
CIK 1328239, 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,022,860,000.

Number of Common Units of Beneficial Interest outstanding as of February 25, 2008: 59,000,040

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus filed by the registrant on May 1, 2007 as supplemented on January 30, 2008 and February 19, 2008 pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-141631) are incorporated by reference into Parts I, II, III and IV of this report.

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

iv

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

The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Fund and the Master Fund (“Trust Agreement”).

The Fund offers common units of beneficial interest (the “Limited Shares”) only to certain eligible financial institutions (“Authorized Participants”) in one or more blocks of 200,000 Limited Shares, called a Basket. The proceeds from the offering of Limited Shares are invested in the Master Fund. The Fund and the Master Fund commenced investment operations on January 31, 2006 with the initial offering of 2,000,000 Limited Shares to Deutsche Bank Securities Inc. (the “Commodity Broker”) in exchange for $50,000,000, less a commission of $1,500,000. The Fund commenced trading on the American Stock Exchange (the “Amex”) on February 3, 2006. After the initial offering of the Limited Shares, an additional 28,000,000 Limited Shares were issued to certain Authorized Participants for $687,169,128 and 1,000,000 Limited Shares were redeemed for $23,280,814 during the period from January 31, 2006 (commencement of investment operations) to December 31, 2006 and an additional 22,600,000 Limited Shares were issued to certain Authorized Participants for $610,932,754 and 2,600,000 Limited Shares were redeemed for $74,795,720 during the period from January 1, 2007 to December 31, 2007. Limited Shares may be purchased from the Fund only by Authorized Participants.

Fund Investment Overview

During the period from February 3, 2006 (inception of trading on the Amex) to May 23, 2006, the Master Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index—Excess Return™, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. From May 24, 2006, the Master Fund has used the proceeds from the offering of Limited Shares to trade exchange traded futures on the commodities comprising the Deutsche Bank Liquid Commodity Index - Optimum Yield Excess Return™, or the Index, with a view to tracking changes, whether positive or negative, in the level of the Index over time, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Index is intended to reflect the change in market value of certain commodities. The commodities comprising the Index, or the Index Commodities, are Light, Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn and Wheat. The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodities brokers as margin and for investment.

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

DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”). Trademark applications in the United States are pending with respect to both the Fund and the Index. Any use of these trademarks must be with the consent of or under license from the Index Sponsor. The Fund, Master Fund and the Managing Owner have been licensed to use DBLCI™ and Deutsche Bank Liquid Commodity Index™. The Index Sponsor does not approve, endorse or recommend the Fund, the Master Fund or the Managing Owner.

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

The Managing Owner

The Managing Owner was formed on May 23, 2005. The Managing Owner is an indirect wholly owned subsidiary of Deutsche Bank AG. The Managing Owner serves as the commodity pool operator and commodity trading advisor of the Fund and the Master Fund. The Managing Owner and its trading principals have limited experience in operating commodity pools and managing futures trading accounts. The Managing Owner is registered as a commodity pool operator and commodity trading advisor with the Commodity Futures Trading Commission, or the CFTC, and is a member of the National Futures Association, or the NFA. As a registered commodity pool operator and commodity trading advisor, with respect to both the Fund and the Master Fund, the Managing Owner must comply with various regulatory requirements under the Commodity Exchange Act and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The Managing Owner is also subject to periodic inspections and audits by the CFTC and NFA.

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

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund.

A variety of executing brokers execute futures transactions on behalf of the Master Fund. Such executing brokers “give-up”, or transfer for clearing, all such transactions to the Commodity Broker. The Commodity Broker is registered with the CFTC as a futures commission merchant and is a member of the NFA in such capacity.

The Master Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater. On average, total charges paid to the Commodity Broker were approximately $7.00 per round-turn trade for the twelve months ended December 31, 2007 and the period from January 31, 2006 (commencement of investment operations) to December 31, 2006.

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

The Bank of New York, a banking corporation organized under the laws of the State of New York with trust powers, has an office at 2 Hanson Place, 12th Floor, Brooklyn, New York 11217. The Bank of New York is subject to supervision by the New York State Banking Department and the Board of Governors of the Federal Reserve System.

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

The Distributor

ALPS Distributors (the “Distributor”) provides certain distribution services to the Fund. Pursuant to the Distribution Services Agreement between the Managing Owner, in its capacity as managing owner of the Fund, the Fund and the Distributor, the Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to the creation and redemption of Baskets.

The date of the Distribution Services Agreement is the effective date and such Agreement will continue until two years from such date and thereafter will continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the Fund’s Managing Owner or otherwise as provided under the Distribution Services Agreement. The Distribution Services Agreement is terminable without penalty on sixty days’ written notice by the Managing Owner or by the Distributor. The Distribution Services Agreement will automatically terminate in the event of its assignment.

Pursuant to the Distribution Services Agreement, the Fund will indemnify and hold harmless the Distributor and each of its directors and officers and each person, if any, who controls the Distributor within the meaning of Section 15 of the 1933 Act, against any loss, liability, claim, damages or expenses (including the reasonable cost of investigating or defending any alleged loss, liability, claim, damages or expense and reasonable counsel fees incurred in connection therewith) arising by reason of any person acquiring any Shares, based upon the ground that the registration statement, prospectus, statement of additional information, shareholder reports or other information filed or made public by the Fund (as from time-to-time amended) included an untrue statement of a material fact or omitted to state a material fact required to be stated or necessary in order to make the statements not misleading under the 1933 Act or any other statute or the common law.

A I M Distributors, Inc. and PowerShares Capital Management, LLC

Certain marketing services are provided for the Fund by A I M Distributors, Inc. or PowerShares Capital Management, LLC. This assistance includes the licensing of the PowerShares® registered service mark to the Managing Owner for use with the Fund. PowerShares® is a registered service mark of PowerShares Capital Management LLC. PowerShares Capital Management LLC is not a sponsor or promoter of the Fund and has no responsibility for the performance of the Fund or the decisions made or actions taken by the Managing Owner.

Through a marketing agreement between the Managing Owner and A I M Distributors, Inc., or AIM Distributors, an affiliate of PowerShares Capital Management LLC, or PowerShares, the Managing Owner, on behalf of the Fund and the Master Fund, has appointed AIM Distributors as a marketing agent. AIM Distributors assists the Managing Owner and the Administrator with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus. AIM Distributors will not open or maintain customer accounts or handle orders for the Fund. AIM Distributors engages in public seminars, road shows, conferences, media interviews, field incoming telephone “800” number calls and distribute sales literature and other communications (including electronic media) regarding each Fund.

AIM Distributors is a subsidiary of Invesco, Ltd. Invesco is a leading independent global investment manager operating under the AIM, INVESCO, AIM Trimark, Invesco Perpetual and Atlantic Trust brands.

Tax Reporting

The Fund has retained the services of PricewaterhouseCoopers LLP to assist with certain tax reporting requirements of the Fund and its Shareholders.

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

The Fund also posts monthly performance reports and its annual report, as required by the Commodity Futures Trading Commission, on the Managing Owner’s website at the address listed above.

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

Investment and Trading Related Risks

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

The net asset value per share of the Limited Shares will change as fluctuations occur in the market value of the Master Fund’s portfolio. Investors should be aware that the public trading price of a Basket of Limited Shares may be different from the net asset value of a Basket of Limited Shares (i.e., 200,000 Limited Shares may trade at a premium over, or a discount to, net asset value of a Basket of Limited Shares) and similarly the public trading price per Limited Share may be different from the net asset value per Limited Share. Consequently, an Authorized Participant may be able to create or redeem a Basket of Limited Shares at a discount or a premium to the public trading price per Limited Share. This price difference may be due, in large part, to the fact that supply and demand forces at work in the secondary trading market for Limited Shares are closely related, but not identical to, the same forces influencing the prices of the Index Commodities trading individually or in the aggregate at any point in time. Investors also should note that the size of the Fund in terms of total assets held may change substantially over time and from time-to-time as Baskets are created and redeemed.

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

The Limited Shares trade on the Amex from 9:30 a.m. to 4:15 p.m. Eastern Standard Time, whereas the trading hours for each of the Index Commodities which trade on their applicable futures exchange vary as set forth in the table below:

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

The impact of non-concurrent trading hours may influence the value of the Limited Shares. For example, while the Limited Shares trade on the Amex until 4:15 p.m. Eastern Standard Time, liquidity in the global gold market will be reduced after the close of the COMEX division of the New York Mercantile Exchange at 1:30 p.m. Eastern Standard Time. As a result, during periods when the Amex is open and the futures exchanges on which the Index Commodities are traded are closed, trading spreads and the resulting premium or discount on the Limited Shares may widen and, therefore, increase the difference between the price of the Limited Shares and the net asset value of the Limited Shares.

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

It is possible that in the future, the CFTC may propose new rules with respect to position limits in agricultural commodities for traders engaged in indexed-based trading, such as the trading engaged in by the Master Fund. Depending on the outcome of any future CFTC rulemaking, the rules concerning position limits may be amended in a manner that is either detrimental or favorable to the Fund. For example, if the amended rules are detrimental to the Master Fund, the Fund’s ability to issue new Baskets, or the Master Fund’s ability to reinvest income in additional corn and wheat futures contracts, may be limited to the extent these activities would cause the Master Fund to exceed the applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares of the Fund, as traded on the Amex, and the net asset value of the Fund. That is, the inability to create additional Baskets could result in Shares in the Fund trading at a premium or discount to net asset value of the Fund.

The Fund’s Performance May Not Always Replicate Exactly the Changes in the Levels of its Index.

It is possible that the Fund’s performance may not fully replicate the changes in the levels of the Index due to disruptions in the markets for the relevant Index Commodities, the imposition of speculative position limits (as discussed in the above risk factor “Regulatory and Exchange Position Limits and Other Rules May Restrict the Creation of Baskets and the Operation of the Master Fund”), or due to other extraordinary circumstances. In addition, the Fund is not able to replicate exactly the changes in the levels of the Index because the total return generated by the Master Fund is reduced by expenses and transaction costs, including those incurred in connection with the Master Fund’s trading activities, and increased by interest income from the Master Fund’s holdings of short-term high quality fixed income securities. Tracking the Index requires trading of the Master Fund’s portfolio with a view to tracking the Index over time and is dependent upon the skills of the Managing Owner and its trading principals, among other factors.

The Master Fund Is Not Actively Managed and Tracks the Index During Periods in which the Index Is Flat or Declining as well as when the Index Is Rising.

The Master Fund is not actively managed by traditional methods. Therefore, if positions in any one or more of the Index Commodities are declining in value, the Master Fund will not close out such positions, except in connection with a change in the composition or weighting of the Index. The Managing Owner seeks to cause the net asset value to track the Index during periods in which the Index is flat or declining as well as when the Index is rising.

Amex May Halt Trading in the Limited Shares Which Would Adversely Impact the Ability to Sell Your Limited Shares.

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

The Lack of An Active Trading Market for the Limited Shares May Result in Losses on Your Investment at the Time of Disposition of Your Limited Shares.

Although the Limited Shares are listed and traded on the Amex, there can be no guarantee that an active trading market for the Limited Shares will be maintained. If you need to sell your Limited Shares at a time when no active market for them exists, the price you receive for your Limited Shares, assuming that you are able to sell them, likely will be lower than the price you would receive if an active market did exist.

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

The Managing Owner was formed to be the managing owner of investment vehicles such as the Fund and the Master Fund and has only a limited history of past performance. The past performances of the Managing Owner’s management of other commodity pools are no indication of its ability to manage an investment vehicle such as the Fund or the Master Fund. If the experience of the Managing Owner and its principals is not adequate or suitable to manage an investment vehicle such as the Fund and the Master Fund, the operations of the Fund and the Master Fund may be adversely affected.

You May Not Rely On Past Performance or Index Results in Deciding Whether to Buy Limited Shares.

The Fund and the Master Fund have a limited performance history upon which to evaluate your investment in the Fund and the Master Fund. Although past performance is not necessarily indicative of future results, if the Fund and the Master Fund had a longer performance history, such performance history might (or might not) provide you with more information on which to evaluate an investment in the Fund and the Master Fund. Likewise, the Index has a limited history which might be indicative of the future Index results, or of the future performance of the Fund or the Master Fund. Therefore, you will have to make your decision to invest in the Fund on the basis of limited information.

Fewer Representative Commodities May Result In Greater Index Volatility.

The Index Commodities are Light, Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn and Wheat. Accordingly, the Index is concentrated in terms of the number of commodities represented. You should be aware that other commodities indexes are more diversified in terms of both the number and variety of commodities included. Concentration in fewer commodities may result in a greater degree of volatility in the Index and the net asset value of the Fund and Master Fund which track the Index under specific market conditions and over time.

Price Volatility May Possibly Cause the Total Loss of Your Investment.

Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in the Fund.

The following table* reflects various measures of volatility** of the history of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	16.16%
Average rolling 3 month daily volatility	15.33%
Monthly return volatility	15.06%
Average annual volatility	15.81%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1988***	16.35%
1989	16.04%
1990	24.64%
1991	16.53%
1992	9.55%
1993	9.56%
1994	11.90%
1995	9.73%
1996	17.67%
1997	11.74%
1998	15.72%
1999	17.32%
2000	19.86%
2001	16.91%
2002	15.57%
2003	17.38%
2004	20.19%
2005	17.76%
2006	16.88%
2007*	14.94%

Past Index results are not necessarily indicative of future changes, positive or negative, in the Index levels.

* As of December 31, 2007.

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

*** As of July 31, 1988.

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund is indirectly subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of 0.75% per annum. Additional charges include brokerage fees of not greater than 0.08% per annum in the aggregate in selling commissions. As of December 31, 2007, the Fund has earned interest income at an annual rate of approximately 4.52% per annum. Consequently, it is expected that interest income will exceed fees (other than selling commissions), however, if interest rates fall below 0.83%, the Fund will need to have positive performance in order to break even net of fees and expenses. Consequently, depending upon the interest rate environment, the expenses of the Master Fund could, over time, result in losses to your investment therein. You may never achieve profits, significant or otherwise.

You Cannot be Assured of the Managing Owner’s Continued Services, Which Discontinuance May Be Detrimental to the Fund.

You cannot be assured that the Managing Owner will be willing or able to continue to service the Fund and the Master Fund for any length of time. If the Managing Owner discontinues its activities on behalf of the Fund and the Master Fund, the Fund and the Master Fund may be adversely affected.

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

An Investor May Be Adversely Affected by Redemption Orders that Are Subject To Postponement, Suspension or Rejection Under Certain Circumstances.

The Fund may, in its discretion, suspend the right of redemption or postpone the redemption settlement date, (1) for any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable, or (2) for such other period as the Managing Owner determines to be necessary for the protection of the Shareholders. In addition, the Fund will reject a redemption order if the order is not in proper form as described in the participant agreement among the Authorized Participant, the Managing Owner and the Managing Owner in its capacity as managing owner of the Fund or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the Authorized Participant’s redemption proceeds if the net asset value of the Fund declines during the period of delay. The Fund disclaims any liability for any loss or damage that may result from any such suspension or postponement.

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

Trading on Commodity Exchanges Outside the United States is Not Subject to U.S. Regulation.

Some of the Master Fund’s trading is expected to be conducted on commodity exchanges outside the United States. Trading on such exchanges is not regulated by any United States governmental agency and may involve certain risks not applicable to trading on United States exchanges, including different or diminished investor protections. In trading contracts denominated in currencies other than U.S. dollars, Limited Shares are subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of such contracts. Investors could incur substantial losses from trading on foreign exchanges which such Investors would not have otherwise been subject had the Master Fund’s trading been limited to U.S. markets.

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

Various Actual and Potential Conflicts of Interest May Be Detrimental to Shareholders.

The Fund and the Master Fund are subject to actual and potential conflicts of interest involving the Managing Owner, various commodity futures brokers and Authorized Participants. The Managing Owner and its principals, all of whom are engaged in other investment activities, are not required to devote substantially all of their time to the business of the Fund and the Master Fund, which also presents the potential for numerous conflicts of interest with the Fund and the Master Fund. As a result of these and other relationships, parties involved with the Fund and the Master Fund have a financial incentive to act in a manner other than in the best interests of the Fund and the Master Fund and the Shareholders. The Managing Owner has not established any formal procedure to resolve conflicts of interest. Consequently, investors are dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Managing Owner attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Managing Owner to ensure that these conflicts do not, in fact, result in adverse consequences to the Shareholders.

The Fund and the Master Fund may be subject to certain conflicts with respect to the Commodity Broker, including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, purchasing opposite or competing positions on behalf of third party accounts traded through the Commodity Broker.

Tax Related Risks

Shareholders of the Fund Will Be Subject to Taxation on Their Share of the Fund’s Taxable Income (Including the Fund’s Share of the Master Fund’s Taxable Income), Whether or Not They Receive Cash Distributions.

Shareholders of the Fund will be subject to U.S. federal income taxation and, in some cases, state, local, or foreign income taxation on their share of the Fund’s taxable income (including the Master Fund’s taxable income allocable to the Fund), whether or not they receive cash distributions from the Fund. Shareholders of the Fund may not receive cash distributions equal to their share of the Fund’s taxable income (including the Master Fund’s taxable income) or even the tax liability that results from such income.

Items of Income, Gain, Deduction, Loss and Credit with respect to Limited Shares could be Reallocated if the IRS does not Accept the Assumptions or Conventions Used by the Fund or the Master Fund in Allocating Tax Items.

U.S. federal income tax rules applicable to partnerships are complex and often difficult to apply to publicly traded partnerships. The Fund and the Master Fund will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to Shareholders of the Fund in a manner that reflects Shareholders’ beneficial shares of partnership items, but these assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS will successfully assert that the conventions and assumptions used by the Fund or the Master Fund do not satisfy the technical requirements of the Code and/or Treasury regulations and could require that items of income, gain, deduction, loss or credit be adjusted or reallocated in a manner that adversely affects you.

The Current Treatment of Long Term Capital Gains Under Current U.S. Federal Income Tax Law May Be Adversely Affected, Changed or Repealed in the Future.

Under current law, long term capital gains are taxed to noncorporate investors at a maximum U.S. federal income tax rate of 15%. This tax treatment may be adversely affected, changed or repealed by future changes in tax laws at any time and is currently scheduled to expire for tax years beginning after December 31, 2010.

PROSPECTIVE INVESTORS ARE STRONGLY URGED TO CONSULT THEIR OWN TAX ADVISERS AND COUNSEL WITH RESPECT TO THE POSSIBLE TAX CONSEQUENCES TO THEM OF AN INVESTMENT IN THE LIMITED SHARES; SUCH TAX CONSEQUENCES MAY DIFFER IN RESPECT OF DIFFERENT INVESTORS.

Other Risks

Failure of Futures Commission Merchants or Commodity Brokers to Segregate Assets May Increase Losses; Despite Segregation of Assets, the Master Fund Remains at Risk of Significant Losses Because the Master Fund May Only Receive a Pro-rata Share of the Assets.

The CEAct requires a clearing broker to segregate all funds received from customers from such broker’s proprietary assets. If the Commodity Broker fails to do so, the assets of the Master Fund might not be fully protected in the event of the Commodity Broker’s bankruptcy. Furthermore, in the event of the Commodity Broker’s bankruptcy, any Master Fund Units could be limited to recovering only a pro rata share of all available funds segregated on behalf of the Commodity Broker’s combined customer accounts, even though certain property specifically traceable to the Master Fund was held by the Commodity Broker. The Commodity Broker may, from time-to-time, have been the subject of certain regulatory and private causes of action.

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

Possibility of Termination of the Fund or Master Fund May Adversely Affect Your Portfolio.

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

“Backwardation” or “Contango” in the Market Prices of the Index Commodities Will Affect the Value of The Limited Shares.

As the futures contracts that underlie the Index near expiration, they are replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in August 2008 may specify an October 2008 expiration. As that contract nears expiration, it may be replaced by selling the October 2008 contract and purchasing the contract expiring in December 2008. This process is referred to as “rolling.” Historically, the prices of Light, Sweet Crude Oil and Heating Oil have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the October 2008 contract would take place at a price that is higher than the price at which the December 2008 contract is purchased, thereby creating a gain in connection with rolling. While Light, Sweet Crude Oil and Heating Oil have historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times. The absence of backwardation in Light, Sweet Crude Oil and Heating Oil will adversely affect the value of the Index and, accordingly, decrease the value of the Limited Shares.

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

The Fund and the Master Fund do not own or use physical properties in the conduct of their business. Their assets consist of futures contracts, cash, United States Treasury Obligations and may consist of other high credit quality short-term fixed income securities. The Managing Owner’s headquarters are located at 60 Wall Street, New York, New York 10005.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Limited Shares of the Fund trade on the American Stock Exchange under the symbol “DBC.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Limited Share, as reported on the Amex.

Limited Shares

Quarter ended	High	Low
March 31, 2007	$25.76	$22.61
June 30, 2007	$26.65	$24.98
September 30, 2007	$28.20	$25.16
December 31, 2007	$31.99	$27.17

Quarter ended	High	Low
March 31, 2006 (from commencement of investment trading on February 3, 2006)	$24.50	$22.31
June 30, 2006	$26.94	$23.90
September 30, 2006	$26.50	$23.07
December 31, 2006	$25.78	$23.30

Holders

As of December 31, 2007, the Fund had 83,883 holders of record for its Limited Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to holders of Limited Shares.

On December 28, 2007, the Fund paid $0.76 per General Share, to the Managing Owner, a total distribution of $30.40. On December 28, 2007, the Fund paid $0.76 per Limited Share to each holder of Limited Shares of record on December 19, 2007, a total distribution of $36,632,000. All distributions were made from net investment income.

On December 12, 2006, the Fund paid $0.75 per General Share, to the Managing Owner, a total distribution of $30.00. On December 29, 2006, the Fund paid $0.61 per Limited Share to each holder of Limited Shares of record on

December 20, 2006, a total distribution of $17,446,025. All distributions were made from net investment income. Prior to this, no distributions had been made on the Fund’s Limited Shares.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-125325) was declared effective on January 17, 2006 with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. Trading on the Amex commenced on February 3, 2006. A Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 was declared effective on August 14, 2006, which also contained this information. The Registrant’s Registration Statement on Form S-1 (Registration No. 333-141631) was declared effective on May 1, 2007 with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. Accordingly, the Registrant’s Registration Statement on Form S-1 (Registration No. 333-141631) also acts as a Post-Effective Amendment No. 2 to File No. 333-125325.

The proceeds from the sale of the Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

During 2007, 22.6 million Limited Shares were created for $610.9 million and 2.6 million Limited Shares were redeemed for $74.8 million. For the three months ending December 31, 2007, 7.4 million Limited Shares were created for $223.3 million and 1.8 million Limited Shares were redeemed for $54.4 million. On December 31, 2007, 49.0 million Limited Shares of the Fund were outstanding for a market capitalization of $1,546.4 million.

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

(c) The following table summarizes the redemptions by Authorized Participants during the year ended December 31, 2007 and the period from January 31, 2006 (commencement of investment operations) to December 31, 2006:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2007 to December 31, 2007	2,600,000	$28.77
January 31, 2006 to December 31, 2006	1,000,000	$23.28

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2007 and 2006 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this report. PowerShares DB Commodity Index Tracking Fund commenced investment operations on January 31, 2006; therefore, no operating results occurred prior to that date. As a result, there is no comparable financial data presented below for 2005, 2004 and 2003.

	PERIOD FROM
	January 1, 2007 to December 31, 2007	January 31, 2006 (commencement of investment operations) to December 31, 2006
Interest Income	$46,678,838	$22,735,035
Net Investment Income	$38,609,893	$18,451,405
Net realized and unrealized gains/(losses) on investment and futures	$291,658,800	$(1,454,764)
Net Income	$330,268,693	$16,996,641
Distribution per share	$0.76	$0.61

Net (Decrease)/Increase in cash	$(42,580,605)	$42,579,605

	As of December 31, 2007	As of December 31, 2006
Total Assets	$1,748,716,168	$712,360,005
Limited Shares NAV	$31.46	$24.55
General Shares NAV	$31.48	$24.55

Selected Quarterly Financial Data (Unaudited)

	For the three months ended March 31, 2007	For the three months ended June 30, 2007	For the three months ended September 30, 2007	For the three months ended December 31, 2007
Interest income	$9,329,308	10,909,039	12,809,328	13,631,163
Net investment income	$7,801,748	9,086,975	10,635,975	11,085,195
Net realized and unrealized gains/(losses) on investment and futures	$22,834,748	(149,058)	79,158,613	189,814,497
Net income/(loss)	$30,636,496	8,937,917	89,794,588	200,899,692
Increase/(decrease) in Net Asset Value	$111,479,188	200,549,625	184,560,160	333,184,724

	For the period from January 31, 2006 (commencement of investment operations) to March 31, 2006 (i)	For the three months ended June 30, 2006 (i)	For the three months ended September 30, 2006	For the three months ended December 31, 2006
Interest income	$1,075,320	5,428,577	7,659,620	8,571,518
Net investment income	770,822	3,900,198	6,302,883	7,477,502
Net realized and unrealized gains/(losses) on investment and futures	5,381,344	10,866,530	(45,038,490)	27,335,852
Net income/(loss)	6,152,166	14,766,728	(38,735,607)	34,813,354
Increase/(decrease) in Net Asset Value	271,561,224	279,236,118	52,039,234	109,068,149

(i): The quarterly financial information for the period from January 31, 2006 (commencement of investment operations) to March 31, 2006 and for the three months ended June 30, 2006 have been corrected for immaterial errors in classification between interest income and net realized and unrealized gains/(losses) on investments and futures, with no impact to previously reported quarterly net income/(loss).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the consolidated financial statements and notes included in Item 8 of Part I of this Annual Report, or Report. The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. PowerShares DB Commodity Index Tracking Fund’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, DB Commodity Services LLC, or the Managing Owner, undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

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

The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a portfolio of exchange-traded futures on the commodities comprising the Index, or the Index Commodities. The Index Commodities are Light, Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn and Wheat. The Index is composed of notional amounts of each of the Index Commodities. The notional amounts of each Index Commodity included in the Index are broadly in proportion to historic levels of the world’s production and stocks of the Index Commodities. The Master Fund’s portfolio also includes United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s Commodity Broker as margin. The sponsor of the Index, or the Index Sponsor, is Deutsche Bank AG London. DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG. Trademark applications in the United States are pending with respect to both the Fund and the Index. Deutsche Bank AG London is an affiliate of the Fund, the Master Fund and the Managing Owner.

Under the Trust Agreements of each of the Fund and the Master Fund, Wilmington Trust Company, the Trustee of the Fund and the Master Fund, has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Fund and the Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

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

Performance Summary

This Report covers the twelve months ended December 31, 2007 and the period from January 31, 2006 (commencement of investment operations) to December 31, 2006 (herein referred to as the “Year Ended December 31, 2007” and the “Period Ended December 31, 2006” respectively).

Performance of the Fund and the exchange traded Limited Shares are detailed below in “Results of Operations”. Past performance of the Fund is not necessarily indicative of future performance.

The section “Summary of DBLCI-TR™, DBCLI-OYTR™, and Underlying Index Commodity Returns for the Year Ended December 31, 2007 and for the Period Ended December 31, 2006” below provides an overview of the changes in the closing levels of the Index by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index.

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

The following chart highlights the results of the DBLCI-OYTR™ for the Year Ended December 31, 2007 and for the Period Ended December 31, 2006. Because the Fund tracked the non-Optimum Yield™ (“non-OY”) version of the DBLCI™ from February 3, 2006 (commencement of investment trading) through May 23, 2006, results for the DBLCI-TR™ are also highlighted for the Period Ended December 31, 2006. Please note also that the Fund’s objective is to track the Index (not the DBLCI-OYTR™), and the Fund does not attempt to outperform or underperform the Index. The change in the way the Fund rolls commodity futures contracts was adopted with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-TR™, DBCLI-OYTR™, and Underlying Index Commodity Returns for the Year Ended December 31, 2007 and for the Period Ended December 31, 2006.

Underlying Index	TOTAL RETURNS FOR INDEX IN THE
	DBLCI-OYTR™		DBLCI-TR™
	Year Ended December 31, 2007	Period Ended December 31, 2006	Period Ended December 31, 2006
DB Crude Oil Indices	39.15%	-8.17%	-24.57%

DB Heating Oil Indices	45.76%	-8.05%	-27.96%
DB Aluminum Indices	-7%	21.46%	22.89%

DB Gold Indices	29.02%	11.39%	11.94%
DB Corn Indices	17.32%	51.79%	51.79%

DB Wheat Indices	57.16%	23.31%	42.17%
TOTAL RETURNS	32.57%	7.17%	0.07%

* During the period from January 31 (commencement of investment operations) to May 23, 2006, the Fund tracked the non-Optimum Yield™ version of the Index. During this same period, the Fund did not track the changes of closing levels of DBLCI-TR™.

In the current interest rate environment, the total return on an investment in the Fund is expected to outperform the Index and underperform the DBLCI-OYTR™. The only difference between the Index and the DBLCI-OYTR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBLCI-OYTR™ does include such a component. The difference between the Index and the DBLCI-OYTR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. The Fund’s interest income from its holdings of fixed-income securities is expected to exceed the Fund’s fees and expenses, and the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected closely to track the Index. The total return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, in the current interest rate environment, the Fund’s total return is expected to outperform the Index by the amount of the excess of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the total return on the Fund is expected to underperform the DBLCI-OYTR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the Fund would underperform the Index.

Net Asset Value

Net asset value means the total assets of the Master Fund, including, but not limited to, all futures, cash and investments less total liabilities of the Master Fund, each determined on the basis of U.S. generally accepted accounting principles, consistently applied under the accrual method of accounting. In particular, net asset value includes any unrealized appreciation or depreciation on open commodity futures contracts, and any other credit or debit accruing to the Master Fund but unpaid or not received by the Master Fund. All open commodity futures contracts will be calculated at their then current market value, which will be based upon the settlement price for that particular commodity futures contract traded on the applicable exchange on the date with respect to which net asset value is being determined; provided, that if a commodity futures contract could not be liquidated on such day, due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise, the settlement price on the most recent day on which the position could have been liquidated will be the basis for determining the market value of such position for such day. The Managing Owner may in its discretion (and only under extraordinary circumstances, including, but not limited to, periods during which a settlement price of a futures contract is not available due to exchange limit orders or force majeure type events such as systems failure, natural or man-made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance) value any asset of the Master Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards. Interest earned on the Master Fund’s brokerage account is accrued monthly. The amount of any distribution is a liability of the Master Fund from the day when the distribution is declared until it is paid.

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

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-one correlation between Limited Shares of the Fund and Master Fund Limited Units, the net asset value per Limited Share of the Fund and the net asset value per Master Fund Limited Unit are equal.

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

The Master Fund expects to hold a significant portion of its assets in futures contracts and United States Treasury Obligations, both of which will be recorded on a trade date basis and at fair value in the consolidated financial statements, with changes in fair value reported in the consolidated statement of income and expenses. Generally, fair values are based on quoted market closing prices. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards.

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

The Commodity Broker, when acting as the Master Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Master Fund all assets of the Master Fund relating to domestic futures trading and the Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Master Fund related to foreign futures trading. Also see Item 1A. – Risk Factors – “Failure of Futures Commission Merchants or Commodity Brokers to Segregate Assets May Increase Losses; Despite Segregation of Assets, the Master Fund Remains at Risk of Significant Losses Because the Master Fund May Only Receive a Pro-rata Share of the Assets.”

Liquidity

All of the Master Fund’s source of capital is derived from the Fund through the Fund’s offering of Limited Shares to Authorized Participants. Authorized Participants may then subsequently redeem such Limited Shares. The Master Fund in turn allocates its net assets to commodities trading. A significant portion of the net asset value is held in United States Treasury Obligations and cash, which is used as margin for the Master Fund’s trading in commodities. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Master Fund’s commodity interests change. The balance of the net assets are held in the Master Fund’s commodity trading account. Interest earned on the Master Fund’s interest-bearing funds is paid to the Master Fund.

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

Cash flows

The primary cash flow activities of the Fund are to raise capital from Authorized Participants through the issuance of Limited Shares in the Fund. This cash is invested into the Master Fund where it is used to invest in United States Treasury Obligations and to meet margin requirements as a result of the positions taken in futures contracts to match the fluctuations of the Index the Fund is tracking.

Operating activities

Net cash flow (used in) operating activities was $(542) million and $(652) million during the Year Ended December 31, 2007 and Period Ended December 31, 2006, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition. During the year end December 31, 2007 $(4,525) million was paid to purchase United States Treasury Obligations against $3,801 million received from sales of maturing contracts. During the period end December 31, 2006 $(2,103) million was paid to purchase United States Treasury Obligations against $1,422 million received from sales of maturing contracts. Unrealized appreciation on futures increased by $304 million and decreased by $34 million during the Year Ended December 31, 2007 and Period Ended December 31, 2006, respectively.

Financing activities

The Fund’s net cash flow provided from financing activities was $499 million and $694 million during the Year Ended December 31, 2007 and Period Ended December 31, 2006. This included $610 million and $737 million from the sale of Limited shares to Authorized Participants during the Year Ended December 31, 2007 and Period Ended December 31, 2006, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006 AND FOR THE YEAR ENDED DECEMBER 31, 2007 AND FOR THE PERIOD ENDED DECEMBER 31, 2006

The Fund was launched on January 31, 2006 at $25.00 per share and listed for trading on the Amex on February 3, 2006.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Excess Return™, or the Index, over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Limited Shares (as reflected by the graph “DBC”), (ii) the Fund’s NAV (as reflected by the graph “DBCNAV”), and (iii) the closing levels of the Index (as reflected by the graph “DBLCIX”). The price of the Limited Shares generally has exceeded the levels of the Index primarily because the Limited Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Limited Shares will continue to exceed the Index levels.

COMPARISON OF DBC, DBCNAV AND DBLCIX FOR THE YEAR ENDED DECEMBER 31, 2007, THE PERIOD

ENDED DECEMBER 31, 2006 AND FOR THE THREE MONTHS ENDED

DECEMBER 31, 2007 AND 2006

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE

PERFORMANCE.

\

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE

PERFORMANCE.

See Additional Legends below

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE

PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE

PERFORMANCE.

See Additional Legends below

Additional Legends

Deutsche Bank Liquid Commodity Index–Optimum Yield Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses. During the period from inception of trading on the Amex on February 3, 2006 to the close of business on May 23, 2006, the Fund and Master Fund sought to track the changes of the Deutsche Bank Liquid Commodity Index — Excess Return™ (“DBLCI–ER™”). DBLCI– ER™ is composed of the same index commodities as the Index and is also calculated on an excess return basis. Unlike the Index, which is rolled on an optimum yield basis, DBLCI–ER™ rolls both Light, Sweet Crude Oil and Heating Oil on a monthly basis and Gold, Aluminum, Corn and Wheat on an annual basis. Therefore, with respect to the above graph For the Period Ended December 31, 2006, DBLCIX reflects DBLCI– ER™ from February 3, 2006 to the close of business on May 23, 2006, and DBLCIX reflects Deutsche Bank Liquid Commodity Index–Optimum Yield Excess Return™ from May 24, 2006 to the close of business on December 31, 2006. With respect to the above graph For the Year Ended December 31, 2007, DBLCIX reflects Deutsche Bank Liquid Commodity Index–Optimum Yield Excess Return™.

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

FOR THE YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE PERIOD ENDED DECEMBER 31, 2006

Fund Limited Share Price Performance

On December 28, 2007, the Fund made a $0.76 per share distribution to Limited shareholders of record as of December 19, 2007.

For the Year Ended December 31, 2007, the Amex market value of Limited Shares increased 28.40% from $24.58 per share to $31.56 per share. The Limited Share price high and low for the Year Ended December 31, 2007 and related change from the Limited Share Price from December 31, 2006 was as follows: Limited Shares traded from a high of $31.99 per share (+30.15%) on December 12, 2007 to a low of $22.61 per share (-8.01%) on January 18, 2007. Total return for the Fund, on a market value basis was 31.49%, including the above noted distribution, for the period.

The Fund was launched on January 31, 2006 at $25.00 per share and listed for trading on the Amex on February 3, 2006.

On December 29, 2006, the Fund made a $0.61 per share distribution to Limited shareholders of record as of December 20, 2006.

For the Period Ended December 31, 2006, the Amex market value of Limited Shares decreased 1.68% from $25.00 per share to $24.58 per share. The Limited Share price high and low for the Period Ended December 31, 2006 and related change from the Limited Share Price from January 31, 2006 was as follows: Limited Shares traded from a high of $26.94 per share (+7.76%) on May 11, 2006 to a low of $22.31 per share (-10.76%) on February 15, 2006. Total return for the Fund, on a market value basis was 0.76%, including the above noted distribution, for the period.

Fund Limited Share Net Asset Performance

For the Year Ended December 31, 2007, the net asset value of each Limited Share increased 28.15% from $24.55 per share to $31.46 per share. On December 28, 2007 the Fund made a $0.76 per share distribution to Limited shareholders of record as of December 19, 2007. Therefore, total return on a net asset value basis, for the Fund, including the distribution was 31.24%.

Net income for the Year Ended December 31, 2007 was $330.3 million, resulting from $46.7 million of interest income supplemented by net realized loss of $(13.1) million and net unrealized gains of $304.8 million and operating expenses of $8.1 million.

For the Period Ended December 31, 2006, the net asset value of each Limited Share decreased 1.80% from $25.00 per share to $24.55 per share. On December 29, 2006 the Fund made a $0.61 per share distribution to Limited shareholders of record as of December 20, 2006. Therefore, total return on a net asset value basis, for the Fund, including the distribution was 0.64%.

Net income for the Period Ended December 31, 2006 was $17.0 million, resulting from $22.7 million of interest income supplemented by net realized gains of $33.0 million and net unrealized gains of $(34.4) million and operating expenses of $4.3 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2006

Fund Limited Share Price Performance

On December 28, 2007, the Fund made a $0.76 per share distribution to Limited shareholders of record as of December 19, 2007.

For the three months ended December 31, 2007, the net asset value of each Limited Share increased 12.27% from $28.11 per share to $31.56 per share. The Limited Share price high and low for the three months ended December 31, 2007 and related change from the Limited Share Price on September 30, 2007 was as follows: Limited Shares traded from a high of $31.99 per share (+13.8%) on December 12, 2007 to a low of $27.17 per share (-3.34%) on October 8, 2007. Total return for the Fund, on a market value basis was 14.98% including the above noted distribution, for the period.

For the three months ended December 31, 2006, the net asset value of each Limited Share increased 2.63% from $23.95 per share to $24.58 per share. The Limited Share price high and low for the three months ended December 31, 2006 and related change from the Limited Share price on September 30, 2006 was as follows: Limited Shares traded from a high of $25.78 per share (+7.64%) on November 30, 2006 to a low of $23.30 per share (-2.71%) on October 3, 2006. Total return for the Fund, on a market value basis, including the below noted distribution, was 5.18% for the period.

On December 29, 2006, the Fund made a $0.61 per share distribution to Limited shareholders of record as of December 20, 2006.

Fund Limited Share Net Asset Performance

For the three months ended December 31, 2007, the net asset value of each Limited Share increased 12.96% from $27.85 per share to $31.46 per share. On December 28, 2007 the Fund made a $0.76 per share distribution to Limited shareholders of record as of December 19, 2007. Therefore, total return on a net asset value basis, for the Fund, including the distribution was 15.70%.

Net income for the three-months ended December 31, 2007 was $200.9 million, resulting from $13.6 million of interest income supplemented by net realized gains of $20.1 million and net unrealized gains of $169.7 million less operating expenses of $2.5 million.

For the three-months ended December 31, 2006, the net asset value of each Limited Share increased 2.63% from $23.92 per share to $24.55 per share. On December 29, 2006 the Fund made a $0.61 per share distribution to Limited shareholders of record as of December 20, 2006. Therefore, total return on a net asset value basis, for the Fund, including the distribution was 5.18%.

Net income for the three-months ended December 31, 2006 was $34.8 million, resulting from $8.6 million of interest income supplemented by net realized gains of $23.7 million and net unrealized gains of $3.6 million less operating expenses of $1.1 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)*%of Net Assets	Number of times VaR Exceeded
Corn	December 2008	8,101,003	0.53%	6
WTI Crude Oil	May 2008	22,884,807	1.49%	7
Gold	August 2008	3,733,056	0.24%	7
Heating Oil	June 2008	12,270,617	0.80%	6
Aluminum	November 2008	5,741,139	0.37%	10
Wheat	July 2008	8,289,400	0.54%	5
Aggregate/Total		42,275,421	2.75%	4

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2006. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K for the Period Ended December 31, 2006.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* %of Net Assets	Number of times VaR Exceeded
Corn	December 2007	2,064,524	0.29%	3
WTI Crude Oil	May 2007	7,617,381	1.07%	3
Gold	August 2007	3,203,571	0.45%	2
Heating Oil	June 2007	4,556,190	0.64%	3
Aluminum	November 2007	3,630,714	0.51%	3
Wheat	July 2007	2,562,857	0.36%	3
Aggregate/Total		16,729,761	2.35%	3

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

The following were the primary trading risk exposures of the Fund as of December 31, 2007 and 2006 by market sector.

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

Report of Management on Internal Control

Over Financial Reporting

Management of DB Commodity Services LLC, as managing owner (the “Managing Owner”) of PowerShares DB Commodity Index Tracking Fund and Subsidiary (the “Fund”), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Fund’s receipts and expenditures are being made only in accordance with appropriate authorizations of management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

I, Kevin Rich, the Chief Executive Officer and Principal Financial Officer of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2007. In making this assessment, I used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. The assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on my assessment and those criteria, I have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2007.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2007, as stated in their report on page 33 of the Fund’s Annual Report on Form 10-K.

By:	/s/ Kevin Rich
Name:	Kevin Rich
Title:	Chief Executive Officer and Principal Financial Officer of the Managing Owner

February 29, 2008

Report of Independent Registered Public Accounting Firm

The Board of Managers

DB Commodity Services LLC:

We have audited PowerShares DB Commodity Index Tracking Fund and Subsidiary’s (the Fund) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, PowerShares DB Commodity Index Tracking Fund and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition and consolidated schedules of investments of PowerShares DB Commodity Index Tracking Fund and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for the year ended December 31, 2007 and the period from January 31, 2006 (commencement of investment operations) to December 31, 2006, and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
February 29, 2008

Report of Independent Registered Public Accounting Firm

The Board of Managers

DB Commodity Services LLC:

We have audited the accompanying consolidated statements of financial condition and consolidated schedules of investments of PowerShares DB Commodity Index Tracking Fund and Subsidiary (the Fund) as of December 31, 2007 and 2006, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for the year ended December 31, 2007 and the period from January 31, 2006 (commencement of investment operations) to December 31, 2006. These consolidated financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB Commodity Index Tracking Fund and Subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the year ended December 31, 2007 and the period from January 31, 2006 (commencement of investment operations) to December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB Commodity Index Tracking Fund and Subsidiary’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 29, 2008

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Consolidated Statements of Financial Condition

December 31, 2007 and 2006

	2007	2006
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $1,471,976,739 and $702,607,232, respectively)	$1,472,353,559	$702,882,222
Cash held by broker (restricted $130,678 and $1,640,660 for 2007 and 2006, respectively)	130,678	44,221,265
Net unrealized appreciation (depreciation) on futures contracts	269,938,391	(34,744,482)

Deposits with broker	1,742,422,628	712,359,005

Receivable for shares issued	6,292,540	-
Other assets	1,000	1,000

Total assets	$1,748,716,168	$712,360,005

Liabilities and shareholders’ equity

Payable for securities purchased	5,956,083	-
Payable to broker	200,008,381	-
Management fee payable	943,961	454,280
Brokerage fee payable	128,321	-
Non controlling interest in consolidated subsidiary – related party	1,000	1,000

Total liabilities	207,037,746	455,280

Commitment and Contingencies (Note 9)
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of December 31, 2007 and 2006, respectively	1,000	1,000
Accumulated earnings (deficit)	259	(18)

Total General shares	1,259	982

Limited shares:
Paid-in-capital—49,000,000 and 29,000,000 redeemable shares issued and outstanding as of December 31, 2007 and 2006, respectively	1,248,525,348	712,388,314
Accumulated earnings (deficit)	293,151,815	(484,571)

Total Limited shares	1,541,677,163	711,903,743

Total shareholders’ equity	1,541,678,422	711,904,725

Total liabilities and shareholders’ equity	$1,748,716,168	$712,360,005

Net asset value per share
General shares	$31.48	$24.55
Limited shares	$31.46	$24.55

See accompanying notes to consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2007

Description	Percentage of Net Assets		Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 3.10% due January 3, 2008	8.37%		128,991,744	$129,000,000
U.S. Treasury Bills, 2.89% due January 10, 2008	8.10		124,932,125	125,000,000
U.S. Treasury Bills, 2.75% due January 17, 2008	6.87		105,883,506	106,000,000
U.S. Treasury Bills, 3.04% due January 24, 2008	7.77		119,807,280	120,000,000
U.S. Treasury Bills, 3.92% due January 31, 2008	13.87		213,797,680	214,300,000
U.S. Treasury Bills, 3.55% due February 7, 2008	6.86		105,692,600	106,000,000
U.S. Treasury Bills, 3.43% due February 14, 2008	1.62		24,913,250	25,000,000
U.S. Treasury Bills, 3.39% due February 21, 2008	11.27		173,784,376	174,500,000
U.S. Treasury Bills, 3.18% due February 28, 2008	1.87		28,862,946	29,000,000
U.S. Treasury Bills, 3.03% due March 6, 2008	7.03		108,412,272	109,000,000
U.S. Treasury Bills, 3.00% due March 13, 2008	11.99		184,871,910	186,000,000
U.S. Treasury Bills, 3.00% due March 20, 2008	5.31		81,936,938	82,500,000
U.S. Treasury Bills, 3.28% due March 27, 2008	4.57		70,466,932	71,000,000

Total United States Treasury Obligations (cost $1,471,976,739)	95.50%		$1,472,353,559

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(d)

Description	Percentage of Net Assets		Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Aluminum (2,748 contracts, settlement date November 17, 2008)	(0.35	) %	$(5,398,916)
Corn ( 7,732 contracts, settlement date December 12, 2008)	1.04		16,044,825
Light, Sweet Crude Oil ( 5,701 contracts, settlement date April 22, 2008)	7.76		119,687,540
Gold (1,733 contracts, settlement date August 27, 2008)	1.58		24,431,140
Heating Oil ( 2,929 contracts, settlement date May 30, 2008)	4.27		65,872,439
Wheat ( 4,938 contracts, settlement date July 14, 2008)	3.20		49,301,363

Net Unrealized Appreciation on Futures Contracts	17.50%		$269,938,391

See accompanying notes to consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2006

Description	Percentage of Net Assets		Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 4.76% due January 4, 2007	14.05%		$99,987,600	$100,000,000
U.S. Treasury Bills, 4.76% due January 11, 2007	9.12		64,935,715	65,000,000
U.S. Treasury Bills, 4.74% due January 18, 2007	9.11		64,873,510	65,000,000
U.S. Treasury Bills, 4.66% due January 25, 2007	10.09		71,795,304	72,000,000
U.S. Treasury Bills, 4.975% due February 1, 2007	12.50		88,962,625	89,300,000
U.S. Treasury Bills, 4.955% due February 8, 2007	8.39		59,716,200	60,000,000
U.S. Treasury Bills, 4.955% due February 15, 2007	7.26		51,701,572	52,000,000
U.S. Treasury Bills, 4.94% due February 22, 2007	9.35		66,551,033	67,000,000
U.S. Treasury Bills, 4.905% due March 1, 2007	10.45		74,424,750	75,000,000
U.S. Treasury Bills, 4.87% due March 8, 2007	4.87		34,698,230	35,000,000
U.S. Treasury Bills, 4.80% due March 15, 2007	1.39		9,904,640	10,000,000
U.S. Treasury Bills, 4.825% due March 22, 2007	1.39		9,894,480	10,000,000
U.S. Treasury Bills, 4.875% due March 29, 2007	0.76		5,436,563	5,500,000

Total U.S. Treasury Obligations (cost $702,607,232)	98.73%		$702,882,222

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(d)

Description	Percentage of Net Assets		Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Aluminum (1,384 contracts, settlement date November 19, 2007)	1.28%		$9,081,187
Corn (4,487 contracts, settlement date December 14, 2007)	0.73		5,214,837
Light, Sweet Crude Oil (3,854 contracts, settlement date April 20, 2007)	(4.77)		(33,912,130)
Gold (1,101 contracts, settlement date August 29, 2007)	(0.13)		(916,081)
Heating Oil (1,902 contracts, settlement date May 31, 2007)	(3.01)		(21,443,209)
Wheat (3,349 contracts, settlement date July 12, 2007)	1.02		7,230,914

Net Unrealized Depreciation on Futures Contracts	(4.88	) %	$(34,744,482)

See accompanying notes to consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Consolidated Statements of Income and Expenses

For the Year ended December 31, 2007 and Period ended December 31, 2006(i)

	2007	2006
Income
Interest Income	$46,678,838	$22,735,035

Expenses
Management fee	7,698,410	3,802,011
Brokerage commissions and fees	370,535	252,361
Organizational costs	-	150,400
Administrative expenses	-	78,858

Total expenses	8,068,945	4,283,630

Net investment income	38,609,893	18,451,405

Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Realized Gain (Loss) on
United States Treasury Obligations	14,134	17,206
Futures	(13,140,037)	32,997,522

Net realized gain (loss)	(13,125,903)	33,014,728

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	101,830	274,990
Futures	304,682,873	(34,744,482)

Net change in unrealized gain (loss)	304,784,703	(34,469,492)

Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	291,658,800	(1,454,764)

Net Income	$330,268,693	$16,996,641

See accompanying notes to consolidated financial statements.

(i) The Period Ended December 31, 2006 reflects operations results since January 31, 2006, the date of commencement of investment operations.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Year ended December 31, 2007

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings (Deficit)	Total General Shareholders’ Equity (Deficit)	Limited Shares		Accumulated Earnings (Deficit)	Total Limited Shareholders’ Equity (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount			Shares	Amount
Balance at January 1, 2007	40	$1,000	$(18)	$982	29,000,000	$712,388,314	$(484,571)	$711,903,743	$711,904,725
Sale of Limited Shares					22,600,000	610,932,754	-	610,932,754	610,932,754
Redemption of Limited Shares					(2,600,000)	(74,795,720)		(74,795,720)	(74,795,720)
Net Income:
Net investment income			42	42			38,609,851	38,609,851	38,609,893
Net realized loss on United States Treasury Obligations and Futures			(21)	(21)			(13,125,882)	(13,125,882)	(13,125,903)
Net change in unrealized gain on United States Treasury Obligations and Futures			286	286			304,784,417	304,784,417	304,784,703

Net Income			307	307			330,268,386	330,268,386	330,268,693
Distributions of net investment income ($0.76 per share)			(30)	(30)			(36,632,000)	(36,632,000)	(36,632,030)

Balance at December 31, 2007	40	$1,000	$259	$1,259	49,000,000	$1,248,525,348	$293,151,815	$1,541,677,163	$1,541,678,422

See accompanying notes to consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Period from January 31, 2006 (commencement of investment operations) to December 31, 2006(i)

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings (Deficit)	Total General Shareholders’ Equity (Deficit)	Limited Shares		Accumulated Earnings (Deficit)	Total Limited Shareholders’ Equity (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount			Shares	Amount
Balance at January 31, 2006	40	$1,000	$-	$1,000	-	$-	$-	$-	$1,000
Sale of Limited Shares	-	-			30,000,000	737,169,128	-	737,169,128	737,169,128
Upfront selling commissions on Limited Shares	-	-			-	(1,500,000)	-	(1,500,000)	(1,500,000)
Redemption of Limited Shares					(1,000,000)	(23,280,814)		(23,280,814)	(23,280,814)
Consolidation of the Master Fund upon acquisition of Master Fund Limited Units	-	-	(1,613,218)	(1,613,218)			-	-	(1,613,218)
Net Income (loss):
Allocation of net investment income (excluding organization and offering costs)	-	-	35	35	-	-	18,601,770	18,601,770	18,601,805
Allocation of Organization and Offering costs			(150,400)	(150,400)					(150,400)

Net investment income (loss)			(150,365)	(150,365)			18,601,770	18,601,770	18,451,405
Net realized gain on United States Treasury Obligations and Futures	-	-	42	42	-	-	33,014,686	33,014,686	33,014,728
Net change in unrealized loss on United States Treasury Obligations and Futures	-	-	(65)	(65)	-	-	(34,469,427)	(34,469,427)	(34,469,492)

Net Income (Loss)	-	-	(150,388)	(150,388)	-	-	17,147,029	17,147,029	16,996,641

Organization and Offering costs allocations (Note 8)			185,575	185,575			(185,575)	(185,575)	-

Assumption of organization and offering costs by Managing Owner (Note 8)			1,578,043	1,578,043				-	1,578,043
Distributions of net investment Income (ii)			(30)	(30)			(17,446,025)	(17,446,025)	(17,446,055)

Balance at December 31, 2006	40	$1,000	$(18)	$982	29,000,000	$712,388,314	$(484,571)	$711,903,743	$711,904,725

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2006 reflects operations results since January 31, 2006, the date of commencement of investment operations.
(ii)	The Fund paid distributions of $0.61 per Limited Share and $0.75 per General Share.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2007 and For the Period Ended December 31, 2006 (i)

	2007	2006
Cash flow provided by operating activities:
Net Income	$330,268,693	$16,996,641
Adjustments to reconcile net income to net cash used for operating activities:
Organization costs	-	150,400
Allocation of organization and offering costs to General Shares	-	(185,575)
Cost of securities purchased	(4,525,600,705)	(2,103,529,589)
Proceeds from securities sold	3,801,982,498	1,422,899,710

Net accretion of discount and amortization of premium on United States Treasury Obligations	(45,737,166)	(21,960,147)
Net realized gain on United States Treasury Obligations	(14,134)	(17,206)
Net change in unrealized (gain)/loss on United States Treasury Obligations	(304,784,703)	34,469,492
Increase/(decrease) in restricted cash	1,509,982	(1,640,660)
Increase/(decrease) in operating receivables and liabilities:
Receivable for shares issued	(6,292,540)	-
Payable for securities purchased	5,956,083	-
Payable to broker	200,008,381	-
Management fee payable	489,681	454,280
Brokerage fee payable	128,321	-
Other assets	-	(1,000)
Non-controlling interest in consolidated subsidiary — related party	-	1,000

Net cash used for operating activities	(542,085,609)	(652,362,654)

Cash flows from financing activities:
Proceeds from sale of Limited Shares	610,932,754	737,169,128
Redemption of Limited Shares	(74,795,720)	(23,280,814)
Commissions on sale of Limited Shares	-	(1,500,000)
Cash distributions paid on Limited and General Shares	(36,632,030)	(17,446,055)

Net cash provided by financing activities	499,505,004	694,942,259

Net change in unrestricted cash held by broker	(42,580,605)	42,579,605
Unrestricted cash held by broker at beginning of period	42,580,605	1,000

Unrestricted cash held by broker at end of period	$-	$42,580,605

Supplemental disclosure of non-cash activity:
Additional Investment in respect of assumption of organization and offering costs by Managing Owner	$-	$1,578,043

See accompanying notes to consolidated financial statements.

(i) The period ended December 31, 2006 reflects operating resulting since January 31, 2006, the date of commencement of investment operations.

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

This report covers the year ended December 31, 2007 and the period ended December 31, 2006 (herein referred to as the “Year Ended December 31, 2007” and the “Period Ended December 31, 2006” respectively).

(2)	Fund Investment Overview

During the period from February 3, 2006 (inception of trading on the Amex) to May 23, 2006, the Master Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index – Excess Return™, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. From May 24, 2006, the Master Fund uses the proceeds from the offering of Limited Shares to trade exchange-traded futures on the commodities comprising the Deutsche Bank Liquid Commodity Index - Optimum Yield Excess Return™, or the Index, with a view to tracking changes, whether positive or negative, in the level of the Index over time, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Index is intended to reflect the change in market value of certain commodities. The commodities comprising the Index, or the Index Commodities, are Light, Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn and Wheat. The Master Fund holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodities brokers as margin and for investment.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2007 the Fund and Master Fund incurred management fees of $7,698,410, of which $943,961 is payable at December 31, 2007. For the Period Ended December 31, 2006, the Fund and Master Fund incurred management fees of $3,802,011, of which $454,280 was payable to the Managing Owner as of December 31, 2006.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. During the Year Ended December 31, 2007 the Fund and Master Fund incurred brokerage fees of $370,535, of which $128,321 is payable at December 31, 2007. For the Period Ended December 31, 2006, the Fund and Master Fund incurred brokerage fees of $252,361, of which none was payable to the Commodity Broker as of December 31, 2006.

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

The Administration Agreement will continue in effect from the commencement of trading operations unless terminated on at least 90 days’ prior written notice by either party to the other party. Notwithstanding the foregoing, the Administrator may terminate the administrative portion of the Administration Agreement upon 30 days’ prior written notice if the Fund and/or Master Fund has materially failed to perform its obligations under the Administration Agreement.

The Distributor

ALPS Distributor (the “Distributor”) provides certain distribution services to the Fund. Pursuant to the Distribution Services Agreement between the Managing Owner in its capacity as managing owner of the Fund and the Distributor, the Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to the creation and redemption of Baskets.

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

A I M Distributors, Inc.

Through a marketing agreement between the Managing Owner and A I M Distributors, Inc., or AIM Distributors, an affiliate of PowerShares Capital Management LLC, or PowerShares, the Managing Owner, on behalf of the Fund and the Master Fund, has appointed AIM Distributors as a marketing agent. AIM Distributors assists the Managing Owner and the Administrator with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus. AIM Distributors will not open or maintain customer accounts or handle orders for the Fund. AIM Distributors engages in public seminars, road shows, conferences, media interviews, field incoming telephone “800” number calls and distribute sales literature and other communications (including electronic media) regarding the Fund.

(4)	Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The consolidated financial statements of the Fund have been prepared using U.S. generally accepted accounting principles, and they include the consolidated financial statement balances of the Fund and the Master Fund. Upon the initial offering of the Limited Shares on January 31, 2006, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (the “Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (“Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provide the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund have been consolidated with the Fund’s financial statement balances beginning January 31, 2006 (commencement of investment operations), and all significant inter-company balances and transactions have been eliminated. Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation.

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

(c) Deposits with Broker

The Fund deposits cash and United States Treasury Obligations with its Commodity Broker subject to Commodity Futures Trading Commission (CFTC) regulations and various exchange and broker requirements. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the unrealized profit or loss on open futures contracts (variation margin) represents the Fund’s overall equity in its broker trading account. To meet the Fund’s initial margin requirements, the Fund holds United States Treasury Obligations. The Fund uses its cash held by broker to satisfy variation margin requirements. The Fund earns interest on its cash deposited with the Commodity Broker.

(d) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as at December 31, 2007 and 2006 is $84,091,283 and $42,522,181, respectively, which is restricted and held against initial margin of the open futures contracts.

(e) Cash held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the broker to be highly liquid investments with original maturities of three months or less, when purchased. As of December 31, 2007, the Fund had cash held by the Commodity Broker of $130,678, all of which was restricted. As of December 31, 2006, the Fund had cash held by the Commodity Broker of $44,221,265, of which $1,640,660 was restricted, and $34,744,482 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. Restrictions on cash held by broker pertain to the settlement of closed future contracts traded on the London Metals Exchange. There were no cash equivalents held by the Fund as of December 31, 2007 and 2006.

(f) Payable to Broker

Balances in the Fund’s variation margin account that are in excess of minimums required by the CFTC regulations and various exchanges and the Commodity Broker requirements, are available to the Fund. As of December 31, 2007, the futures contracts held by the Fund were in an unrealized appreciation position of $269,938,391, of which the Fund utilized $200,008,381 to purchase United States Treasury Obligations. No interest expense was incurred by the Fund as unrealized appreciation on open positions of future contracts exceeded the payable to broker by $69,930,010.

(g) Income Taxes

The Fund and the Master Fund are classified as partnerships for U.S. federal income tax purposes. Accordingly, neither the Fund nor the Master Fund will incur U.S. federal income taxes. No provision for federal, state, and local income taxes has been made in the accompanying consolidated financial statements, as investors are individually liable for income taxes, if any, on their allocable share of the Fund’s share of the Master Fund’s income, gain, loss, deductions and other items.

The following are the major tax jurisdictions for the Fund and the earliest tax year subject to examination:

Jurisdiction	Tax Year
US Federal	2006
State of New York	2006
New York City	2006
State of Florida	2006
State of Georgia	2006
State of Maine	2006
State of Missouri	2006
State of New Jersey	2006
State of Oregon	2006
State of Pennsylvania	2006
State of Utah	2006
State of West Virginia	2006

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2007 and 2006, the futures contracts held by the Fund were in an unrealized appreciation position of $269,938,391 and an unrealized loss position of $34,744,482, respectively.

(i) Management Fee

The Master Fund currently pays the Managing Owner a management fee (“Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the net asset value of the Master Fund. Prior to July 12, 2006, the Management Fee was 0.95% per annum. No separate management fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services. For the Year ended December 31, 2007,

Management Fees amounted to $7,698,410 of which $943,961 was payable to the Managing Owner as of December 31, 2007. For the Period Ended December 31, 2006, Management Fees amounted to $3,802,011 of which $454,280 was payable to the Managing Owner as of December 31, 2006.

(j) Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were approximately $7.00 per round-turn trade for both the Year Ended December 31, 2007 and the Period Ended December 31, 2006, respectively.

(k) Routine Operational, Administrative and Other Ordinary Expenses

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

Prior to July 12, 2006, all routine operational, administrative and other ordinary expenses of the Fund and the Master Fund were paid by the Master Fund. For the Year Ended December 31, 2007 and for the Period Ended December 31, 2006 (except prior to July 12, 2006), the Fund and the Master Fund did not incur such expenses. (For additional information, see note (8), Organizational and Offering Costs).

(l) Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Year Ended December 31, 2007 and for the Period Ended December 31, 2006 the Fund and the Master Fund did not incur such expenses.

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

(a) Purchases

Limited Shares may be purchased from the Fund only by Authorized Participants in one or more blocks of 200,000 Shares, called a Basket. The Fund issues Limited Shares in Baskets only to Authorized Participants continuously as of noon, New York time, on the business day immediately following the date on which a valid order to create a Basket is accepted by the Fund, at the net asset value of 200,000 Limited Shares as of the closing time of the Amex or the last to close of the exchanges on which the Master Fund’s assets are traded, whichever is later, on the date that a valid order to create a Basket is accepted by the Fund.

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

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through The Depository Trust Company’s (“DTC”) book-entry system to the Fund not later than noon, New York time, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

The redemption proceeds from the Fund consist of the cash redemption amount. The cash redemption amount is equal to the net asset value of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the Amex or the last to close of the exchanges on which the Master Fund’s assets are traded, whichever is later, on the redemption order date. The Fund will distribute the cash redemption amount at noon, New York time, on the business day immediately following the redemption order date through DTC to the account of the Authorized Participant as recorded on DTC’s book-entry system.

The redemption proceeds due from the Fund are delivered to the Authorized Participant at noon, New York time, on the business day immediately following the redemption order date if, by such time on such business day immediately following the redemption order date, the Fund’s DTC account has been credited with the Baskets to be redeemed. If the Fund’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption proceeds are delivered to the extent of whole Baskets received. Any remainder of the redemption proceeds are delivered on the next business day to the extent of remaining whole Baskets received if the Managing Owner receives the fee applicable to the extension of the redemption distribution date which the Managing Owner may, from time-to-time, determine and the remaining Baskets to be redeemed are credited to the Fund’s DTC account by noon, New York time, on such next business day. Any further outstanding amount of the redemption order shall be canceled. The Managing Owner is also authorized to deliver the redemption proceeds notwithstanding that the Baskets to be redeemed are not credited to the Fund’s DTC account by noon, New York time, on the business day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book-entry system on such terms as the Managing Owner may from time-to-time agree upon.

(c) Limited Share Transactions

The Fund and the Master Fund commenced investment operations on January 31, 2006 with the initial offering of 2,000,000 Limited Shares to Deutsche Bank Securities Inc. (as the initial Authorized Participant) in exchange for $50,000,000, less a commission of $1,500,000.

Summary of Limited Share Transactions for the Year Ended December 31, 2007

and for the Period Ended December 31, 2006

	Limited Shares		Amount
	Year Ended December 31, 2007	Period Ended December 31, 2006	Year Ended December 31, 2007	Period Ended December 31, 2006
Limited Shares Sold	22,600,000	30,000,000	$610,932,754	$737,169,128
Upfront Selling Commissions on Limited Shares	—	—	—	(1,500,000)
Limited Shares Repurchased	(2,600,000)	(1,000,000)	(74,795,720)	(23,280,814)

Net Increase	20,000,000	29,000,000	$536,137,034	$712,388,314

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

A distribution of $0.76 per share from net investment income was declared on December 14, 2007 to Limited Shareholders, on record as of the close of business on December 19, 2007, payable on December 28, 2007. On December 28, 2007, the total distribution to Limited Shareholders of $36,632,000 was paid. On December 28, 2007 the Fund paid $0.76 per General Share, a total distribution of $30.40.

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

In order to reflect the reimbursement of organization and offering costs from the Fund to the Managing Owner, the General Shares received an allocation of the Limited Shareholders’ equity. For the year ending December 31, 2006, $185,575 was allocated to the General Shares for the reimbursement of organizational and offering costs by the Fund, which has been paid to the Managing Owner as of December 31, 2006. Pursuant to the profit and loss allocation agreement in the Amended and Restated Declaration of Trust and Trust Agreement of the Master Fund discussed above in Note (7), $18 in losses was allocated to the Managing Owner representing its respective proportion of the result for the period from January 31, 2006 (commencement of investment operations) to December 31, 2006, resulting in a total allocation to the General Shares of $185,575. The additional organizational costs of $150,400 incurred to July 12, 2006 were also allocated to the General Shares.

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

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund and the Master Fund. As of December 31, 2007 no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10)	Net Asset value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Limited Share outstanding for the Year Ended December 31, 2007 and the Period Ended December 31, 2006. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Limited Shares outstanding. The net investment income and total expense ratios have been annualized and are shown gross and net of the allocation of Limited Shares equity for organization and offering costs. The total return is based on the change in net asset value of the Limited Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Year Ended December 31, 2007	Period Ended December 31, 2006
Net Asset Value
Initial offering price per Limited Share	$-	$25.00
Offering Costs		(0.75)

Net Offering		24.25

Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	6.67	(0.02)
Net investment income	1.00	0.93

Net increase in net assets from operations	7.67	0.91
Distributions of net investment income on Limited Shares	(0.76)	(0.61)
Net increase	6.91	0.30
Net asset value per Limited Share, beginning of period	$24.55	-

Net asset value per Limited Share, end of period	$31.46	$24.55

Market value per Limited Share, beginning of period	$24.58	$-

Market value per Limited Share, end of period	$31.56	$24.58

Ratio to average Limited Shares*
Net investment income	3.75%	3.97%
Allocation of Limited Shareholders’ equity for organization and offering costs	-	(0.04	) %

Net investment income after allocation of Limited Shareholders’ equity for organization and offering costs	3.75%	3.93%

Total expenses	0.78%	0.92%

	Year Ended December 31, 2007	Period Ended December 31, 2006
Allocation of Limited Shareholders’ equity for organization and offering costs	-	0.04%

Total expenses after allocation of Limited Shareholders’ equity for organization and offering costs.	0.78%	0.96%

Total Return, at net asset value **	31.24%	0.64%

Total Return, at market value **	31.49%	0.76%

*	Percentages are annualized.
**	Percentages are not annualized and for the Period Ended December 31, 2006 are calculated based on initial offering price upon commencement of investment operations of $25.00.

(11)	Recently Issued Accounting Standards

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (Statement 157), Statement 157 defines fair value, establishes framework for the measurement of fair value, and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. The Statement is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Fund is required to adopt Statement 157 beginning on January 1, 2008. Statement 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. The Fund is currently evaluating the impact of adopting Statement 157 on its financial statements disclosures.

In December 2007, the FASB issued FASB Statement No 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No 51 (Statement 160). Statement 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Statement 160 is effective for periods beginning on or after December 15, 2008 and earlier adoption is prohibited. Statement 160 will be applied prospectively to all noncontrolling interests including any that arose before the effective date and presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Fund is currently evaluating the impact of adopting Statement 160 on its results of operations and financial position.

(12)	Recently Adopted Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. The Fund adopted FIN 48 on January 1, 2007, and has determined that the application of this Statement did not have any impact on its results of operation and financial condition.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Kevin Rich, its Chief Executive Officer and Principal Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report, and, based upon that evaluation, Kevin Rich, the Chief Executive Officer and Principal Financial Officer of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s last fiscal quarter that has materially affected or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Kevin Rich, the Chief Executive Officer and Principal Financial Officer of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2007. His report in connection with his assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 32 of this Form 10-K.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2007, as stated in their report on page 33 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The Fund has no directors or executive officers and also does not have any employees. It is managed by the Managing Owner.

The current board of managers and executive officers of the Managing Owner are as follows:

Name	Age	Position

Kevin Rich	47	Managing Director, Chief Executive Officer, Principal Financial Officer and Member of the Board of Managers
Gregory S. Collett	36	Director, Chief Operating Officer and Member of the Board of Managers
Martin Kremenstein	31	Vice President and Member of the Board of Managers

Kevin Rich joined Deutsche Bank AG in June 2003 and serves as a Managing Director in the Global Markets Investment Products Group with responsibility for providing currency and commodity-based investor solutions to the DB sales force in the Americas. Mr. Rich serves as an associated person, principal, Chief Executive Officer and Principal Financial Officer of the Managing Owner and as an associated person of Deutsche Bank Securities Inc. Prior to joining Deutsche Bank, Mr. Rich was a Regional Vice President from November 2002 through May 2003 in Product Distribution for Claymore Securities, Inc. (“Claymore”), responsible for distribution of closed-end funds and unit investment trusts in the State of New York. Mr. Rich acted as an independent product development consultant prior to joining Claymore (August through October, 2002). From January 2000 through July 2002, Mr. Rich worked at Lehman Brothers, Inc. Mr. Rich served in several roles supporting the equities, fixed income and investment banking product lines. Mr. Rich received his MBA in Finance from the New York University Leonard N. Stern School of Business in 1996 and his Bachelors of Science in Business Administration from Taylor University in Upland, Indiana in 1983.

Gregory Collett served as Vice President and Counsel in the Legal Department of Deutsche Bank AG from October 2002 through June 2006, where he worked primarily with the Commodities Group to build Deutsche Bank’s power and gas trading and commodity funds businesses. Mr. Collett joined the Global Markets Investment Products Group in June 2006 where he is a Director with responsibility for providing currency and commodity based investor solutions to the DB sales force in the Americas and serves as a principal and Chief Operating Officer of the Managing Owner. Mr. Collett also serves as an associated person of Deutsche Bank Securities Inc. From March 2000 through October 2002, Mr. Collett was an associate with the law firm of Sidley Austin LLP in New York, and prior to that he was an attorney-advisor with the Commodity Futures Trading Commission from October 1998 to February 2000. From May 2003 through May 2007, Mr. Collett has served on the Futures Industry Association’s Law & Compliance Executive Committee. Mr. Collett received his J.D. from George Washington University Law School in 1997 and his B.A. from Colgate University in 1993.

Martin Kremenstein joined Deutsche Bank AG in August 2006, and serves as a Vice President in the Global Markets Investment Products Group with responsibility for providing currency and commodity-based investor solutions to the DB sales force in the Americas. Mr. Kremenstein serves as a Vice President of the Managing Owner. Prior to joining Deutsche Bank, Mr. Kremenstein worked for JPMorgan Chase from September 1998 to August 2006, initially in London and then, from June 2003, in New York. From February 2005 to August 2006, Mr. Kremenstein worked in Market Risk Management, covering the Credit Portfolio division initially as an Associate, and later as a Vice President. From September 1998 to February 2005, Mr. Kremenstein worked in various roles in Operations at JPMorgan Chase, including managing the Credit Portfolio Credit Hedge Analysis team, managing projects for the Credit Portfolio Market Hedge team, and managing P&L production for the Counterparty Risk Book (London). Mr. Kremenstein received his B.A. from the University of Leeds in 1998. Mr. Kremenstein is a principal and an associated person of the Managing Owner.

Code of Ethics

The Fund has no officers or employees and is managed by DB Commodity Services LLC. DB Commodity Services LLC has adopted the code of ethics of its parent, Deutsche Bank AG, which applies to all of its employees and is available at http://sec.gov/Archives/edgar/data/1159508/000095012306003563/y18643e20vf.htm.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

The Fund has no employees, officers or directors and is managed by DB Commodity Services LLC. None of the directors or officers of DB Commodity Services LLC receive compensation from the Fund. DB Commodity Services LLC receives a monthly management fee of 1/12th of 0.75% (0.75% annually) of the net asset value per Limited Share at the end of each month. In addition, Deutsche Bank Securities Inc., an affiliate of DB Commodity Services LLC, serves as the futures commission merchant and receives brokerage commissions paid by the Fund in connection with its futures trading.

As of the year ended December 31, 2007, the Fund has incurred management fees of $7,698,410 of which $6,754,449 had been paid at December 31, 2007.

From its inception to December 31, 2006, the Fund has incurred management fees of $3,802,011 and reimbursed organizational costs of $185,575 to DB Commodity Services LLC of which $3,347,731 and $185,575 had been paid, respectively at December 31, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our General Shares and Limited Shares as of December 31, 2007, by management. No person is known by us to own beneficially more than 5% of the outstanding shares of such class.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	DB Commodity Services LLC c/o DB Commodity Services LLC 60 Wall Street New York, New York 10005	40	100%

Limited Shares	Kevin Rich	200	Less than 0.01%
	Greg Collett	2500	Less than 0.01%
	Martin Kremenstein	100	Less than 0.01%
	Directors and Officers of DB Commodity Services LLC as a group	2800	Less than 0.01%

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by KPMG LLP, the Fund’s independent registered public accounting firm.

	Fiscal Year Ended December 31, 2007	Fiscal Year Ended December 31, 2006	Fiscal Year Ended December 31, 2005
Audit Fees	$249,375	$261,500	$168,000
Audit-Related Fees	$0	$0	$0
Tax Fees	$0	$0	$0
All Other Fees	$0	$0	$0

Total	$249,375	$261,500	$168,000

Approval of Independent Registered Public Accounting Firm Services and Fees

The Managing Owner approved all of the services provided by KPMG LLP to the Fund described above. The Managing Owner pre-approves all audit and allowed non-audit services of the Fund’s independent registered public accounting firm, including all engagement fees and terms.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See financial statements commencing on page 34 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant***

4.2	Amended and Restated Declaration of Trust and Trust Agreement of the Co-Registrant****

4.3	Form of Participant Agreement**

10.1	Form of Escrow Agreement****

10.2	Form of Customer Agreement between DB Commodity Index Tracking Master Fund and Deutsche Bank Securities Inc.*

10.3	Form of Global Custody Agreement*

10.4	Form of Administration Agreement*

10.5	Form of Transfer Agency and Service Agreement*

10.6	Form of Distribution Services Agreement*

10.7	Second Amended and Restated Marketing Agreement with AIM Distributors, Inc.*****

31.1	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

99.1	Prospectus filed by the registrant on May 1, 2007 as supplemented on January 30, 2008 and February 19, 2008 pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-141631)******

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

**** Previously filed as an exhibit to Pre-Effective Amendment No. 5 to Form S-1 on December 21, 2005 and incorporated herein by reference.

***** Previously filed as an exhibit to the Registration Statement on Form S-1 on March 28, 2007 (File No. 333-141631) which acts as Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-125325) and incorporated herein by reference.

****** Previously filed on their respective filing dates.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Commodity Index Tracking Fund

	By:	DB Commodity Services LLC, its Managing Owner

		By:	/s/ Kevin Rich
		Name:	Kevin Rich
		Title:	Managing Director, Chief Executive Officer and Principal Financial Officer

Dated: February 29, 2008		By:	/s/ Gregory S. Collett
		Name:	Gregory S. Collett
		Title:	Director and Chief Operating Officer